Form 10-K
period 2024-12-31
BBCMS Mortgage Trust 2024-5C29
filed 2025-03-24
CIK 2034721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-276033-04

Central Index Key Number of the issuing entity: 0002034721

BBCMS Mortgage Trust 2024-5C29

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001541480

Barclays Commercial Mortgage Securities LLC

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001549574

Barclays Capital Real Estate Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001968416

Argentic Real Estate Finance 2 LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001548405

Starwood Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001089877

KeyBank National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001755531

Societe Generale Financial Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001592182

LMF Commercial, LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001685185

UBS AG, acting through its branch located at 1285 Avenue of the Americas, New York, New York

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001722518

BSPRT CMBS Finance, LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000927971

Bank of Montreal

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001701238

Citi Real Estate Funding Inc.

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4325143 38-4325144 38-7330004 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 412-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ☒                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Westshore Crossing Mortgage Loan and the Northwoods Apartments Mortgage Loan, which constituted approximately 2.3% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Westshore Crossing Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity and (b) with respect to the Northwoods Apartments Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Westshore Crossing Mortgage Loan and the Northwoods Apartments Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the GNL Industrial Portfolio Mortgage Loan, which constituted approximately 1.6% of the asset pool of the issuing entity as of its cut-off date.  The GNL Industrial Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the GNL Industrial Portfolio Mortgage Loan and fifteen other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BMO 2024-5C4 Mortgage Trust transaction, Commission File Number 333-255934-12 (the “BMO 2024-5C4 Transaction”). This loan combination, including the GNL Industrial Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BMO 2024-5C4 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 277 Park Avenue Mortgage Loan, which constituted approximately 6.6% of the asset pool of the issuing entity as of its cut-off date.  The 277 Park Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 277 Park Avenue Mortgage Loan and five other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the COMM 2024-277P Mortgage Trust transaction (the “COMM 2024-277P Transaction”). This loan combination, including the 277 Park Avenue Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the COMM 2024-277P Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the BioMed 2024 Portfolio 2 Mortgage Loan, which constituted approximately 2.8% of the asset pool of the issuing entity as of its cut-off date.  The BioMed 2024 Portfolio 2 Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the BioMed 2024 Portfolio 2 Mortgage Loan and nine other pari passu loans and four subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BX Commercial Mortgage Trust 2024-BIO2 transaction (the “BX 2024-BIO2 Transaction”). This loan combination, including the BioMed 2024 Portfolio 2 Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the BX 2024-BIO2 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Stonebriar Centre Mortgage Loan, which constituted approximately 2.8% of the asset pool of the issuing entity as of its cut-off date.  The Stonebriar Centre Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Stonebriar Centre Mortgage Loan and eight other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Benchmark 2024-V9 Mortgage Trust transaction, Commission File Number 333-261764-04 (the “Benchmark 2024-V9 Transaction”). This loan combination, including the Stonebriar Centre Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2024-V9 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Baybrook Mall Mortgage Loan, which constituted approximately 5.7% of the asset pool of the issuing entity as of its cut-off date.  The Baybrook Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Baybrook Mall Mortgage Loan and seven other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BANK5 2024-5YR9 transaction, Commission File Number 333-258342-05 (the “BANK5 2024-5YR9 Transaction”). This loan combination, including the Baybrook Mall Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BANK5 2024-5YR9 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Northbridge Centre Mortgage Loan, which constituted approximately 2.8% of the asset pool of the issuing entity as of its cut-off date.  The Northbridge Centre Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Northbridge Centre Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BMO 2024-5C6 Mortgage Trust transaction, Commission File Number 333-255934-15 (the “BMO 2024-5C6 Transaction”). This loan combination, including the Northbridge Centre Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BMO 2024-5C6 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Bronx Terminal Market Mortgage Loan, which constituted approximately 2.3% of the asset pool of the issuing entity as of its cut-off date.  The Bronx Terminal Market Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Bronx Terminal Market Mortgage Loan and eighteen other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. This loan combination, including the Bronx Terminal Market Mortgage Loan, was serviced under the pooling and servicing Agreement for the BANK5 2024-5YR9 transaction prior to the closing of the securitization of a pari passu portion of the Bronx Terminal Market loan combination in the Benchmark 2024-V10 Mortgage Trust transaction, Commission File Number 333-262701-07 (the “Benchmark 2024-V10 Transaction”).  After the closing of the Benchmark 2024-V10 Transaction on September 30, 2024, this loan combination, including the Bronx Terminal Market Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the Benchmark 2024-V10 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

KeyBank National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer and special servicer of the 277 Park Avenue Mortgage Loan and the BioMed 2024 Portfolio 2 Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

Argentic Services Company LP is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the GNL Industrial Portfolio Mortgage Loan. As a result, Argentic Services Company LP is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Argentic Services Company LP in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Baybrook Mall Mortgage Loan, the Stonebriar Centre Mortgage Loan, the BioMed 2024 Portfolio 2 Mortgage Loan, the Northbridge Centre Mortgage Loan and the GNL Industrial Portfolio Mortgage Loan.  As a result, Computershare Trust Company, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Computershare Trust Company, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the 277 Park Avenue Mortgage Loan and the Stonebriar Centre Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the Stonebriar Centre Mortgage Loan, the Northbridge Centre Mortgage Loan, the Bronx Terminal Market Mortgage Loan and the GNL Industrial Portfolio Mortgage Loan and the primary servicer and special servicer of the Baybrook Mall Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the Baybrook Mall Mortgage Loan, the Northbridge Centre Mortgage Loan, the Bronx Terminal Market Mortgage Loan and the GNL Industrial Portfolio Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is an affiliate of Starwood Mortgage Funding II LLC, one of the sponsors.  Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for LNR Partners, LLC pursuant to Item 1123.  Because LNR Partners, LLC is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountants’ attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB.  As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of LNR Partners, LLC under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountants’ attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

Computershare Trust Company, National Association acts as trustee of the GNL Industrial Portfolio Mortgage Loan, the 277 Park Avenue Mortgage Loan, the Stonebriar Centre Mortgage Loan, the Baybrook Mall Mortgage Loan and the Northbridge Centre Mortgage Loan.  Pursuant to the pooling and servicing agreement for the BMO 2024-5C4 Transaction, the trust and servicing agreement for the COMM 2024-277P Transaction, the pooling and servicing agreement for the Benchmark 2024-V9 Transaction, the pooling and servicing agreement for the BANK5 2024-5YR9 Transaction and the pooling and servicing agreement for the BMO 2024-5C6 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the GNL Industrial Portfolio Mortgage Loan, the 277 Park Avenue Mortgage Loan, the Stonebriar Centre Mortgage Loan, the Baybrook Mall Mortgage Loan and the Northbridge Centre Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

U.S. Bank Trust Company, National Association acts as trustee of  the mortgage loans serviced under the Pooling and Servicing Agreement.  Pursuant to the Pooling and Servicing Agreement, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of  the mortgage loans serviced under the Pooling and Servicing Agreement have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the BioMed 2024 Portfolio 2 Mortgage Loan.  Pursuant to the trust and servicing agreement for the BX 2024-BIO2 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the BioMed 2024 Portfolio 2 Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Savings Fund Society, FSB acts as trustee of the Bronx Terminal Market Mortgage Loan.  Pursuant to the pooling and servicing agreement for the Benchmark 2024-V10 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Bronx Terminal Market Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the Baybrook Mall Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the GNL Industrial Portfolio Mortgage Loan, the BioMed 2024 Portfolio 2 Mortgage Loan, the Stonebriar Centre Mortgage Loan, the Baybrook Mall Mortgage Loan, the Northbridge Centre Mortgage Loan, the 277 Park Avenue Mortgage Loan and the Bronx Terminal Market Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Stonebriar Centre Mortgage Loan, the Baybrook Mall Mortgage Loan and the Bronx Terminal Market Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of 3650 REIT Loan Servicing LLC as special servicer of the Stonebriar Centre Mortgage Loan, Situs Holdings, LLC as special servicer of the Bronx Terminal Market Mortgage Loan and Citibank, N.A. as custodian of the Bronx Terminal Market Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of 3650 REIT Loan Servicing LLC as special servicer of the Stonebriar Centre Mortgage Loan, Wells Fargo Bank, National Association as primary servicer of the Baybrook Mall Mortgage Loan and Situs Holdings, LLC as special servicer of the Bronx Terminal Market Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank Trust Company, National Association, as trustee, and Deutsche Bank National Trust Company, as certificate administrator and custodian.

U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts.  The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts.  Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously.  However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans.  This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”).  The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans.  Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.  On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses.  It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

In 2014 and 2015, several investors sued several trustees of residential mortgage-backed securities (“RMBS”) trusts, including Deutsche Bank National Trust Company (“DBNTC”), concerning the trustees’ administration of RMBS trusts.  These cases generally alleged that the RMBS trustees failed to perform purported duties, as trustees for private-label RMBS trusts, to enforce breaches of representations and warranties as to mortgage loans held by the trusts and to enforce breaches by servicers of their mortgage loan servicing obligations for the trusts.  Investors have sued DBNTC in nine of these cases.  DBNTC has settled two cases brought by funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P. and others; settled two cases brought by Royal Park Investments SA/NV; obtained summary judgment in one case, brought by certain special purpose entities including Phoenix Light SF Limited; and obtained a dismissal in one case, brought by the Western and Southern Life Insurance Company and five related entities.  In addition, the three cases described below remain active.

On November 7, 2014, the National Credit Union Administration Board (“NCUA”), as an investor in 121 RMBS trusts, filed a complaint in the U.S. District Court for the Southern District of New York against DBNTC as trustee of those trusts, alleging violations of the U.S. Trust Indenture Act of 1939 (“TIA”) and the New York Streit Act (“Streit Act”) for DBNTC’s alleged failure to perform certain purported statutory and contractual duties. On March 5, 2015, NCUA amended its complaint to assert claims as an investor in 97 of the 121 RMBS trusts that were the subject of its first complaint. The amended complaint alleged violations of the TIA and Streit Act, as well as breach of contract, breach of fiduciary duty, breach of the covenant of good faith, negligence, gross negligence and negligent misrepresentation. NCUA’s complaint alleged that the trusts at issue suffered total realized collateral losses of U.S. $17.2 billion, but the complaint did not include a demand for money damages in a sum certain. On May 1, 2015, DBNTC filed a motion to dismiss the amended complaint.  On July 31, 2018, the court issued an order that, among other things, denied DBNTC’s motion to dismiss without prejudice to its renewal.  On August 31, 2018, NCUA filed a letter informing the court that it intended to:  (i) drop all of its claims as to 60 of the 97 trusts at issue; (ii) drop its claims as to certain, but not all, certificates for 3 additional trusts; and (iii) move for leave to file an amended complaint bringing claims as to the remaining 37 trusts at issue.  On October 5, 2018, NCUA filed a motion for leave to file a second amended complaint that asserted claims as to only 37 of the 97 trusts that were originally at issue, and added new claims for a declaratory judgment and breach of contract arising out of the payment from trust funds of DBNTC’s legal fees and expenses in NCUA’s action and in other actions brought by investors against DBNTC for alleged breaches of its duties as an RMBS trustee.  On November 5, 2018, DBNTC filed a motion to stay NCUA’s new claims relating to payment from trust funds of DBNTC’s legal fees and expenses and all related discovery.  On October 15, 2019, the court:  (i) granted in part NCUA’s motion for leave to file a second amended complaint; and (ii) granted DBNTC’s motion to stay NCUA’s new claims relating to payment from trust funds of DBNTC’s legal fees and expenses and all related discovery.  The court permitted NCUA to file a second amended complaint asserting claims for:  (i) breach of contract arising out of DBNTC’s alleged failure to perform certain purported statutory and contractual duties; and (ii) declaratory judgment and breach of contract arising out of the payment from trust funds of DBNTC’s legal fees and expenses.  The court denied NCUA’s request to assert additional claims for:  (i) negligence and gross negligence; and (ii) breach of fiduciary duty.  On October 21, 2019, NCUA filed a second amended complaint.  On November 15, 2019, DBNTC filed an answer to the second amended complaint.  On June 11, 2021, NCUA filed a third amended complaint, the substance of which was unchanged from the second amended complaint.  On July 1, 2021, DBNTC filed an answer to the third amended complaint.  On October 5, 2021, NCUA filed a fourth amended complaint, the substance of which was unchanged from the third amended complaint.  On October 25, 2021, DBNTC filed an answer to the fourth amended complaint.  On February 4, 2022, the parties filed a stipulation in which NCUA agreed to voluntarily dismiss with prejudice all claims as to 19 trusts.  On February 28, 2022, both parties filed motions for partial summary judgment, which have been fully briefed.  Discovery is ongoing.

On December 23, 2015, Commerzbank AG (“Commerzbank”), as an investor in 50 RMBS trusts, filed a complaint in the U.S. District Court for the Southern District of New York against DBNTC as trustee of the trusts, asserting claims for violations of the TIA and New York’s Streit Act, breach of contract, breach of fiduciary duty, negligence, and breach of the covenant of good faith, based on DBNTC’s alleged failure to perform its duties as trustee for the trusts. Commerzbank alleges that DBNTC caused it to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On April 29, 2016, Commerzbank filed an amended complaint.  The amended complaint asserts the same claims as did the original complaint, and, like the original complaint, alleges that DBNTC caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but does not include a demand for money damages in a sum certain.  On May 27, 2016, DBNTC filed a motion to dismiss the amended complaint.  On February 10, 2017, the court granted in part and denied in part DBNTC’s motion to dismiss.  The court granted the motion to dismiss with respect to Commerzbank’s claim for breach of the covenant of good faith and claim under the Streit Act, dismissing those claims with prejudice.  The court also granted the motion to dismiss with respect to Commerzbank’s claim under the TIA as to the 46 trusts at issue governed by pooling and servicing agreements, dismissing that claim with prejudice as to those 46 trusts.  The court also granted the motion to dismiss, without prejudice, with respect to Commerzbank’s breach of contract claim as to ten trusts whose governing agreements limit the right to file suit under the governing agreements to certain specified parties, including the registered holder of a certificate issued by the trust.  The court held that, although Commerzbank has not received authorization from the registered holder of the certificates at issue to file suit, it may still obtain that authorization from the registered holder.  The court denied the remainder of the motion to dismiss.  Therefore, with the exception of the claims relating to the ten trusts for which Commerzbank has not received authorization to file suit, Commerzbank’s claims for breach of contract, breach of fiduciary duty, and negligence will proceed.  Commerzbank’s claim under the TIA as to the four trusts governed by agreements other than pooling and servicing agreements will also proceed.  On May 1, 2017, DBNTC filed an answer to the amended complaint.  On November 30, 2017, Commerzbank filed a second amended complaint that names Deutsche Bank Trust Company Americas (“DBTCA”) as a defendant in addition to DBNTC.  DBTCA serves as trustee for 1 of the 50 trusts at issue.  DBNTC serves as trustee for the other 49 trusts at issue.  Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the second amended complaint, Commerzbank acknowledges that the court previously dismissed its TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal.  The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment.  On February 8, 2022, the court issued an order in which it granted in part DBNTC and DBTCA’s motion for summary judgment and denied plaintiffs’ motion for partial summary judgment.  As a result of that order, many of plaintiffs’ claims and theories were dismissed with prejudice.  On September 26, 2024, DBNTC and DBTCA filed a motion for summary judgment, which has been fully briefed.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts.  On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts.  On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA.  The court denied the remainder of the motion to dismiss.  IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed.  On May 10, 2021, DBNTC and DBTCA filed a notice of appeal with the New York Supreme Court Appellate Division, First Department, regarding certain aspects of the court’s order on the motion to dismiss.  On May 20, 2021, IKB filed a notice of cross appeal with respect to other aspects of that order.  On August 30, 2022, the New York Supreme Court, Appellate Division, First Department affirmed in part and reversed in part the court’s order on the motion to dismiss.  After DBNTC and DBTCA appealed the First Department’s decision, on June 15, 2023, the New York Court of Appeals reversed the First Department’s decision in part, dismissing certain additional contract claims, as well as IKB’s claims for breach of fiduciary duty and breach of duty to avoid conflicts of interest.  On June 2, 2021, IKB filed a motion for re-argument regarding certain aspects of the court’s order on the motion to dismiss, which the court denied on August 3, 2021.  On May 13, 2021, DBNTC and DBTCA filed an answer to the complaint.  On October 28, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to seven additional trusts.  On December 29, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to one additional trust.  On April 22, 2022, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to 17 certificates at issue, including all claims as to 5 trusts.  On February 28, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to two trusts, leaving 15 trusts at issue.  On November 21, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to three trusts, leaving 12 trusts at issue.  On November 14, 2024, DBNTC and DBTCA filed a motion for summary judgment.  Also on November 14, 2024, IKB filed a motion for partial summary judgment.  Those motions are being briefed.

It is DBNTC’s belief that it has no pending legal proceedings (including, based on DBNTC’s current evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the related servicing agreement for this transaction.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on September 18, 2024 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the GNL Industrial Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BMO 2024-5C4 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the BMO 2024-5C4 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BMO 2024-5C4 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 277 Park Avenue Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the COMM 2024-277P Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule I to the trust and servicing agreement for the COMM 2024-277P Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2024-277P Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the BioMed 2024 Portfolio 2 Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the BX 2024-BIO2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the BX 2024-BIO2 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BX 2024-BIO2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Stonebriar Centre Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2024-V9 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the Benchmark 2024-V9 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2024-V9 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Baybrook Mall Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BANK5 2024-5YR9 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BANK5 2024-5YR9 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK5 2024-5YR9 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Northbridge Centre Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BMO 2024-5C6 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the BMO 2024-5C6 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BMO 2024-5C6 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Bronx Terminal Market Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2024-V10 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the Benchmark 2024-V10 Transaction incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2024-V10 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, and Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of September 1, 2024, among Barclays Commercial Mortgage Securities LLC, as Depositor, KeyBank National Association, as Master Servicer, Argentic Services Company LP, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator, U.S. Bank Trust Company, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on September 27, 2024 under Commission File No. 333-276033-04 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of May 1, 2024, among BMO Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Argentic Services Company LP, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer, Computershare Trust Company, National Association, as Certificate Administrator, and Computershare Trust Company, National Association, as Trustee (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on September 18, 2024 under Commission File No. 333-276033-04 and incorporated by reference herein).

4.3           Trust and Servicing Agreement, dated as of August 8, 2024, between Deutsche Mortgage & Asset Receiving Corporation, as Depositor, KeyBank National Association, as Master Servicer and Special Servicer, Computershare Trust Company, National Association, as Trustee, Deutsche Bank National Trust Company, as Certificate Administrator, as Back-Up Advancing Agent, as Paying Agent and as Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on September 18, 2024 under Commission File No. 333-276033-04 and incorporated by reference herein).

4.4           Trust and Servicing Agreement, dated as of August 15, 2024, among Citigroup Commercial Mortgage Securities Inc., as Depositor, KeyBank National Association, as Servicer and as Special Servicer, Wilmington Trust, National Association, as Trustee, and Computershare Trust Company, National Association, as Certificate Administrator (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on September 18, 2024 under Commission File No. 333-276033-04 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of August 1, 2024, among GS Mortgage Securities Corporation II, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, 3650 REIT Loan Servicing LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on September 18, 2024 under Commission File No. 333-276033-04 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of August 1, 2024, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on September 18, 2024 under Commission File No. 333-276033-04 and incorporated by reference herein).

4.7           Pooling and Servicing Agreement, dated as of September 1, 2024, among BMO Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer, Computershare Trust Company, National Association, as Certificate Administrator, and Computershare Trust Company, National Association, as Trustee (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on September 18, 2024 under Commission File No. 333-276033-04 and incorporated by reference herein).

4.8           Pooling and Servicing Agreement, dated as of September 1, 2024, among Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as the General Special Servicer, Situs Holdings, LLC, as a Special Servicer solely with respect to the Bronx Terminal Market Whole Loan, Pentalpha Surveillance LLC, as Operating Advisor, Pentalpha Surveillance LLC, as Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator, and Wilmington Savings Fund Society, FSB, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 1, 2024 under Commission File No. 333-276033-04 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of August 6, 2024, between German American Capital Corporation, as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder and Initial Note A-7 Holder, and German American Capital Corporation, as Initial Note B Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on September 18, 2024 under Commission File No. 333-276033-04 and incorporated by reference herein).

4.10         Agreement Between Note Holders, dated as of July 19, 2024, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder and Initial Note A-4 Holder, Barclays Capital Real Estate Inc., as Initial Note A-5 Holder, Initial Note A-6 Holder, Initial Note A-7 Holder and Initial Note A-8 Holder, Societe Generale Financial Corporation, as Initial Note A-9 Holder, Initial Note A-10 Holder and Initial Note A-11 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Agent (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on September 18, 2024 under Commission File No. 333-276033-04 and incorporated by reference herein).

4.11         Agreement Between Noteholders, dated as of August 9, 2024, by and among Citi Real Estate Funding Inc., as Initial Note A-1 Holder and Initial Note A-5 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder and Initial Note A-6 Holder, Goldman Sachs Bank USA, as Initial Note A-3 Holder and Initial Note A-7 Holder, Wells Fargo Bank, National Association, as Initial Note A-4 Holder and Initial Note A-8 Holder, Citi Real Estate Funding Inc., as Initial Note B-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note B-2 Holder, Goldman Sachs Bank USA, as Initial Note B-3 Holder, and Wells Fargo Bank, National Association, as Initial Note B-4 Holder. (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on September 18, 2024 under Commission File No. 333-276033-04 and incorporated by reference herein).

4.12         Agreement Between Noteholders, dated as of July 29, 2024, by and among Goldman Sachs Bank USA, as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder, Initial Note A-1-3 Holder, Initial Note A-1-4 Holder and Initial Note A-1-5 Holder, Société Générale Financial Corporation, as Initial Note A-2-1 Holder, Initial Note A-2-2 Holder and Initial Note A-2-3 Holder, and Bank of America, N.A., as Initial Note A-3-1 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on September 18, 2024 under Commission File No. 333-276033-04 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of August 9, 2024, by and between Bank of Montreal, as Initial Note A-1 Holder, Bank of Montreal, as Initial Note A-2 Holder, and Bank of Montreal, as Initial Note A-3 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on September 18, 2024 under Commission File No. 333-276033-04 and incorporated by reference herein).

4.14         Agreement Between Note Holders, dated as of July 31, 2024, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-1-A Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-1-B Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on September 18, 2024 under Commission File No. 333-276033-04 and incorporated by reference herein).

4.15         Agreement Between Note Holders, dated as of August 6, 2024, by and between German American Capital Corporation, as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder and Initial Note A-5 Holder, Starwood Mortgage Capital LLC, as Initial Note A-6 Holder, Initial Note A-7 Holder, Initial Note A-8 Holder, Initial Note A-9 Holder, Initial Note A-10 Holder and Initial Note A-11 Holder, Wells Fargo Bank, National Association, as Initial Note A-12 Holder, Initial Note A-13 Holder, Initial Note A-14 Holder, Initial Note A-15 Holder and Initial Note A-16 Holder, Bank of America, N.A., as Initial Note A-17 Holder, Initial Note A-18 Holder, Initial Note A-19 Holder, Initial Note A-20 Holder and Initial Note A-21 Holder, and CPPIB Credit Investments III Inc., as Note B Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on September 18, 2024 under Commission File No. 333-276033-04 and incorporated by reference herein).

4.16         Agreement Between Note Holders, dated as of September 9, 2024, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-1 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-2 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on September 18, 2024 under Commission File No. 333-276033-04 and incorporated by reference herein).

4.17         Agreement Between Note Holders, dated as of April 5, 2024, by and between Bank of Montreal, Barclays Capital Real Estate Inc., Societe Generale Financial Corporation and KeyBank National Association (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on September 18, 2024 under Commission File No. 333-276033-04 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         KeyBank National Association, as Master Servicer

33.2         Argentic Services Company LP, as Special Servicer

33.3         U.S. Bank Trust Company, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Computershare Trust Company, National Association, as Certificate Administrator

33.5         Computershare Trust Company, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         KeyBank National Association, as Primary Servicer of the Westshore Crossing Mortgage Loan (see Exhibit 33.1)

33.8         Argentic Services Company LP, as Special Servicer of the Westshore Crossing Mortgage Loan (see Exhibit 33.2)

33.9         U.S. Bank Trust Company, National Association, as Trustee of the Westshore Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

33.10       Computershare Trust Company, National Association, as Custodian of the Westshore Crossing Mortgage Loan (see Exhibit 33.5)

33.11       Park Bridge Lender Services LLC, as Operating Advisor of the Westshore Crossing Mortgage Loan (see Exhibit 33.6)

33.12       KeyBank National Association, as Primary Servicer of the Northwoods Apartments Mortgage Loan (see Exhibit 33.1)

33.13       Argentic Services Company LP, as Special Servicer of the Northwoods Apartments Mortgage Loan (see Exhibit 33.2)

33.14       U.S. Bank Trust Company, National Association, as Trustee of the Northwoods Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Computershare Trust Company, National Association, as Custodian of the Northwoods Apartments Mortgage Loan (see Exhibit 33.5)

33.16       Park Bridge Lender Services LLC, as Operating Advisor of the Northwoods Apartments Mortgage Loan (see Exhibit 33.6)

33.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the GNL Industrial Portfolio Mortgage Loan

33.18       Argentic Services Company LP, as Special Servicer of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 33.2)

33.19       Computershare Trust Company, National Association, as Trustee of the GNL Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Computershare Trust Company, National Association, as Custodian of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.21       Pentalpha Surveillance LLC, as Operating Advisor of the GNL Industrial Portfolio Mortgage Loan

33.22       KeyBank National Association, as Primary Servicer of the 277 Park Avenue Mortgage Loan (see Exhibit 33.1)

33.23       KeyBank National Association, as Special Servicer of the 277 Park Avenue Mortgage Loan (see Exhibit 33.1)

33.24       Computershare Trust Company, National Association, as Trustee of the 277 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.25       Deutsche Bank National Trust Company, as Custodian of the 277 Park Avenue Mortgage Loan

33.26       Park Bridge Lender Services LLC, as Operating Advisor of the 277 Park Avenue Mortgage Loan (see Exhibit 33.6)

33.27       KeyBank National Association, as Primary Servicer of the BioMed 2024 Portfolio 2 Mortgage Loan (see Exhibit 33.1)

33.28       KeyBank National Association, as Special Servicer of the BioMed 2024 Portfolio 2 Mortgage Loan (see Exhibit 33.1)

33.29       Wilmington Trust, National Association, as Trustee of the BioMed 2024 Portfolio 2 Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Computershare Trust Company, National Association, as Custodian of the BioMed 2024 Portfolio 2 Mortgage Loan (see Exhibit 33.5)

33.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stonebriar Centre Mortgage Loan (see Exhibit 33.17)

33.32       3650 REIT Loan Servicing LLC, as Special Servicer of the Stonebriar Centre Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Computershare Trust Company, National Association, as Trustee of the Stonebriar Centre Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Computershare Trust Company, National Association, as Custodian of the Stonebriar Centre Mortgage Loan (see Exhibit 33.5)

33.35       Park Bridge Lender Services LLC, as Operating Advisor of the Stonebriar Centre Mortgage Loan (see Exhibit 33.6)

33.36       Wells Fargo Bank, National Association, as Primary Servicer of the Baybrook Mall Mortgage Loan

33.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Baybrook Mall Mortgage Loan (see Exhibit 33.17)

33.38       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Baybrook Mall Mortgage Loan (see Exhibit 33.17)

33.39       Computershare Trust Company, National Association, as Trustee of the Baybrook Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Computershare Trust Company, National Association, as Custodian of the Baybrook Mall Mortgage Loan (see Exhibit 33.5)

33.41       Pentalpha Surveillance LLC, as Operating Advisor of the Baybrook Mall Mortgage Loan (see Exhibit 33.21)

33.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the Baybrook Mall Mortgage Loan

33.43       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Northbridge Centre Mortgage Loan (see Exhibit 33.17)

33.44       LNR Partners, LLC, as Special Servicer of the Northbridge Centre Mortgage Loan

33.45       Computershare Trust Company, National Association, as Trustee of the Northbridge Centre Mortgage Loan (see Exhibit 33.4)

33.46       Computershare Trust Company, National Association, as Custodian of the Northbridge Centre Mortgage Loan (see Exhibit 33.5)

33.47       Pentalpha Surveillance LLC, as Operating Advisor of the Northbridge Centre Mortgage Loan (see Exhibit 33.21)

33.48       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bronx Terminal Market Mortgage Loan (see Exhibit 33.17)

33.49       Situs Holdings, LLC, as Special Servicer of the Bronx Terminal Market Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       Wilmington Savings Fund Society, FSB, as Trustee of the Bronx Terminal Market Mortgage Loan (Omitted. See Explanatory Notes.)

33.51       Citibank, N.A., as Custodian of the Bronx Terminal Market Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Pentalpha Surveillance LLC, as Operating Advisor of the Bronx Terminal Market Mortgage Loan (see Exhibit 33.21)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         KeyBank National Association, as Master Servicer

34.2         Argentic Services Company LP, as Special Servicer

34.3         U.S. Bank Trust Company, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Computershare Trust Company, National Association, as Certificate Administrator

34.5         Computershare Trust Company, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         KeyBank National Association, as Primary Servicer of the Westshore Crossing Mortgage Loan (see Exhibit 34.1)

34.8         Argentic Services Company LP, as Special Servicer of the Westshore Crossing Mortgage Loan (see Exhibit 34.2)

34.9         U.S. Bank Trust Company, National Association, as Trustee of the Westshore Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

34.10       Computershare Trust Company, National Association, as Custodian of the Westshore Crossing Mortgage Loan (see Exhibit 34.5)

34.11       Park Bridge Lender Services LLC, as Operating Advisor of the Westshore Crossing Mortgage Loan (see Exhibit 34.6)

34.12       KeyBank National Association, as Primary Servicer of the Northwoods Apartments Mortgage Loan (see Exhibit 34.1)

34.13       Argentic Services Company LP, as Special Servicer of the Northwoods Apartments Mortgage Loan (see Exhibit 34.2)

34.14       U.S. Bank Trust Company, National Association, as Trustee of the Northwoods Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Computershare Trust Company, National Association, as Custodian of the Northwoods Apartments Mortgage Loan (see Exhibit 34.5)

34.16       Park Bridge Lender Services LLC, as Operating Advisor of the Northwoods Apartments Mortgage Loan (see Exhibit 34.6)

34.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the GNL Industrial Portfolio Mortgage Loan

34.18       Argentic Services Company LP, as Special Servicer of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 34.2)

34.19       Computershare Trust Company, National Association, as Trustee of the GNL Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Computershare Trust Company, National Association, as Custodian of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.21       Pentalpha Surveillance LLC, as Operating Advisor of the GNL Industrial Portfolio Mortgage Loan

34.22       KeyBank National Association, as Primary Servicer of the 277 Park Avenue Mortgage Loan (see Exhibit 34.1)

34.23       KeyBank National Association, as Special Servicer of the 277 Park Avenue Mortgage Loan (see Exhibit 34.1)

34.24       Computershare Trust Company, National Association, as Trustee of the 277 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.25       Deutsche Bank National Trust Company, as Custodian of the 277 Park Avenue Mortgage Loan

34.26       Park Bridge Lender Services LLC, as Operating Advisor of the 277 Park Avenue Mortgage Loan (see Exhibit 34.6)

34.27       KeyBank National Association, as Primary Servicer of the BioMed 2024 Portfolio 2 Mortgage Loan (see Exhibit 34.1)

34.28       KeyBank National Association, as Special Servicer of the BioMed 2024 Portfolio 2 Mortgage Loan (see Exhibit 34.1)

34.29       Wilmington Trust, National Association, as Trustee of the BioMed 2024 Portfolio 2 Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Computershare Trust Company, National Association, as Custodian of the BioMed 2024 Portfolio 2 Mortgage Loan (see Exhibit 34.5)

34.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stonebriar Centre Mortgage Loan (see Exhibit 34.17)

34.32       3650 REIT Loan Servicing LLC, as Special Servicer of the Stonebriar Centre Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Computershare Trust Company, National Association, as Trustee of the Stonebriar Centre Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Computershare Trust Company, National Association, as Custodian of the Stonebriar Centre Mortgage Loan (see Exhibit 34.5)

34.35       Park Bridge Lender Services LLC, as Operating Advisor of the Stonebriar Centre Mortgage Loan (see Exhibit 34.6)

34.36       Wells Fargo Bank, National Association, as Primary Servicer of the Baybrook Mall Mortgage Loan

34.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Baybrook Mall Mortgage Loan (see Exhibit 34.17)

34.38       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Baybrook Mall Mortgage Loan (see Exhibit 34.17)

34.39       Computershare Trust Company, National Association, as Trustee of the Baybrook Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Computershare Trust Company, National Association, as Custodian of the Baybrook Mall Mortgage Loan (see Exhibit 34.5)

34.41       Pentalpha Surveillance LLC, as Operating Advisor of the Baybrook Mall Mortgage Loan (see Exhibit 34.21)

34.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the Baybrook Mall Mortgage Loan

34.43       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Northbridge Centre Mortgage Loan (see Exhibit 34.17)

34.44       LNR Partners, LLC, as Special Servicer of the Northbridge Centre Mortgage Loan

34.45       Computershare Trust Company, National Association, as Trustee of the Northbridge Centre Mortgage Loan (see Exhibit 34.4)

34.46       Computershare Trust Company, National Association, as Custodian of the Northbridge Centre Mortgage Loan (see Exhibit 34.5)

34.47       Pentalpha Surveillance LLC, as Operating Advisor of the Northbridge Centre Mortgage Loan (see Exhibit 34.21)

34.48       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bronx Terminal Market Mortgage Loan (see Exhibit 34.17)

34.49       Situs Holdings, LLC, as Special Servicer of the Bronx Terminal Market Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       Wilmington Savings Fund Society, FSB, as Trustee of the Bronx Terminal Market Mortgage Loan (Omitted. See Explanatory Notes.)

34.51       Citibank, N.A., as Custodian of the Bronx Terminal Market Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Pentalpha Surveillance LLC, as Operating Advisor of the Bronx Terminal Market Mortgage Loan (see Exhibit 34.21)

35            Servicer compliance statements.

35.1         KeyBank National Association, as Master Servicer

35.2         Argentic Services Company LP, as Special Servicer

35.3         Computershare Trust Company, National Association, as Certificate Administrator

35.4         KeyBank National Association, as Primary Servicer of the Westshore Crossing Mortgage Loan (see Exhibit 35.1)

35.5         Argentic Services Company LP, as Special Servicer of the Westshore Crossing Mortgage Loan (see Exhibit 35.2)

35.6         KeyBank National Association, as Primary Servicer of the Northwoods Apartments Mortgage Loan (see Exhibit 35.1)

35.7         Argentic Services Company LP, as Special Servicer of the Northwoods Apartments Mortgage Loan (see Exhibit 35.2)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the GNL Industrial Portfolio Mortgage Loan

35.9         Argentic Services Company LP, as Special Servicer of the GNL Industrial Portfolio Mortgage Loan (see Exhibit 35.2)

35.10       KeyBank National Association, as Primary Servicer of the 277 Park Avenue Mortgage Loan (see Exhibit 35.1)

35.11       KeyBank National Association, as Special Servicer of the 277 Park Avenue Mortgage Loan (see Exhibit 35.1)

35.12       KeyBank National Association, as Primary Servicer of the BioMed 2024 Portfolio 2 Mortgage Loan (see Exhibit 35.1)

35.13       KeyBank National Association, as Special Servicer of the BioMed 2024 Portfolio 2 Mortgage Loan (see Exhibit 35.1)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stonebriar Centre Mortgage Loan (see Exhibit 35.8)

35.15       3650 REIT Loan Servicing LLC, as Special Servicer of the Stonebriar Centre Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the Baybrook Mall Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Baybrook Mall Mortgage Loan (see Exhibit 35.8)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Baybrook Mall Mortgage Loan (see Exhibit 35.8)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Northbridge Centre Mortgage Loan (see Exhibit 35.8)

35.20       LNR Partners, LLC, as Special Servicer of the Northbridge Centre Mortgage Loan

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bronx Terminal Market Mortgage Loan (see Exhibit 35.8)

35.22       Situs Holdings, LLC, as Special Servicer of the Bronx Terminal Market Mortgage Loan (Omitted. See Explanatory Notes.)

99.1         Mortgage Loan Purchase Agreement, dated as of September 27, 2024, among Barclays Capital Real Estate Inc., Barclays Capital Holdings Inc. and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on September 18, 2024 under Commission File No. 333-276033-04 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated as of September 27, 2024, between Argentic Real Estate Finance 2 LLC and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on September 18, 2024 under Commission File No. 333-276033-04 and incorporated by reference herein).

99.3         Mortgage Loan Purchase Agreement, dated as of September 27, 2024, between Starwood Mortgage Capital LLC and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on September 18, 2024 under Commission File No. 333-276033-04 and incorporated by reference herein).

99.4         Mortgage Loan Purchase Agreement, dated as of September 27, 2024, between KeyBank National Association and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on September 18, 2024 under Commission File No. 333-276033-04 and incorporated by reference herein).

99.5         Mortgage Loan Purchase Agreement, dated as of September 27, 2024, among Societe Generale Financial Corporation, Société Générale and Barclays Commercial Mortgage Securities LLC  (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on September 18, 2024 under Commission File No. 333-276033-04 and incorporated by reference herein).

99.6         Mortgage Loan Purchase Agreement, dated as of September 27, 2024, between German American Capital Corporation and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on September 18, 2024 under Commission File No. 333-276033-04 and incorporated by reference herein).

99.7         Mortgage Loan Purchase Agreement, dated as of September 27, 2024, between LMF Commercial, LLC and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on September 18, 2024 under Commission File No. 333-276033-04 and incorporated by reference herein).

99.8         Mortgage Loan Purchase Agreement, dated as of September 27, 2024, between UBS AG, by and through its branch located at 1285 Avenue of the Americas, New York, New York and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on September 18, 2024 under Commission File No. 333-276033-04 and incorporated by reference herein).

99.9         Mortgage Loan Purchase Agreement, dated as of September 27, 2024, among BSPRT CMBS Finance, LLC, Franklin BSP Realty Trust, Inc. and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K filed on September 18, 2024 under Commission File No. 333-276033-04 and incorporated by reference herein).

99.10       Mortgage Loan Purchase Agreement, dated as of September 27, 2024, between Bank of Montreal and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K filed on September 18, 2024 under Commission File No. 333-276033-04 and incorporated by reference herein).

99.11       Mortgage Loan Purchase Agreement, dated as of September 27, 2024, between Citi Real Estate Funding Inc. and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.11 to the registrant’s Current Report on Form 8-K filed on September 18, 2024 under Commission File No. 333-276033-04 and incorporated by reference herein).

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barclays Commercial Mortgage Securities LLC
(Depositor)

/s/ Daniel Schmidt

Daniel Schmidt, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 24, 2025